Form 10-K
period 2004-12-31
STRUCTURED PRODUCTS CORP CORTS TR III FR FIRST UN INS CAP II
filed 2005-03-29
CIK 1281813

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:               Commission File Number:
            December 31, 2004                          001-32047

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

            CorTS Trust III For First Union Institutional Capital II

             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3692801
        (State or other                                (I.R.S. Employer
        jurisdiction of                              Identification No.)
       incorporation or
         organization)

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

                                Yes X(1)      No
                                    ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

------------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes       No X
                                   ---      ---

                       Documents Incorporated by Reference

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

               Underlying Securities Issuer(s)   Exchange Act File
                 or Guarantor, or successor            Number
                           thereto
              -------------------------------------------------------
                     Wachovia Corporation            001-10000

                                     PART I

Item 1.  Business

         None

Item 2.  Properties

         None

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters To A Vote of Security Holders

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

         The Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data

         None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         None

Item 8.  Financial Statements and Supplementary Data

         None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 9A. Controls and Procedures

         Not Applicable

Item 9B. Other Information

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         None

Item 11. Executive Compensation

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by Item 201(d) of Regulation S-X: Not applicable

         Information required by Item 403 of Regulation S-X:  None

Item 13. Certain Relationships and Related Transactions

         None

Item 14. Principal Accounting Fees and Services

         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

     3.   Exhibits:

          31.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C.
               Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.1 Annual Compliance Report by Trustee.

(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

          1. Trustee's Distribution Statement for the January 1, 2004 Distribution Date filed on Form 8-K on January 13, 2004.

          2. Trustee's Distribution Statement for the April 1, 2004 Distribution Date filed on Form 8-K on April 13, 2004.

          3. Trustee's Distribution Statement for the July 1, 2004 Distribution Date filed on Form 8-K on July 15, 2004.

          4. Trustee's Distribution Statement for the October 1, 2004 Distribution Date filed on Form 8-K on October 14, 2004.

(c) See item 15(a)(3) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated: March 24, 2005                 By:          /s/ Mark C. Graham
                                        ----------------------------------------
                                      Name:  Mark C. Graham
                                      Title: Assistant Secretary, Assistant Vice
                                             President and Finance Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Mark C. Graham, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CorTS Trust III For First Union Institutional Capital II;

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


                                       By:        /s/ Mark C. Graham
                                          --------------------------------------
                                       Name:  Mark C. Graham
                                       Title: Assistant Secretary, Assistant
                                              Vice President and Finance Officer
                                       Date:  March 24, 2005

                                                                    Exhibit 99.1

                            ANNUAL COMPLIANCE REPORT

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust III For First Union Institutional Capital II, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                         /s/ Marlene Fahey
                                                  ------------------------------
                                                  Name:  Marlene Fahey
                                                  Title: Vice President
                                                  Date:  March 24, 2005

                                 EXHIBIT INDEX

 Exhibit                                                                    Page
   31.1    Certification by Assistant Secretary, Assistant Vice
           President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

   99.1    Annual Compliance Report by Trustee pursuant to 15 U.S.C.
           Section 7241.